Form 10-K
period 1998-12-31
CREDIT SUISSE FIRST BOSTON MORT PASS THR CERT SER 1998 C1
filed 1999-04-12
CIK 1083807

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)   |X| Annual Report pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934 for fiscal year ended December 31, 1998

                                      or

             |_| Transition Report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act 1934
                    for the transaction period from __________to ___________

                        Commission File Number: 333-51771
                                                ---------

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
  (In Respect of COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-C1)
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3320910
---------------------------------                     -------------------
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

           11 Madison Avenue
           New York, New York                                10010
----------------------------------------              -------------------
(Address of Principal Executive Offices)                    Zip Code

                                 (212) 325-2000
               --------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes | |         No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1998.

                                 Not Applicable.

Number of shares of common stock outstanding as of December 31, 1998.

                                 Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

                                      None.

              CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP. COMMERCIAL MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 1998-C1
          -------------------------------------------------------------
                                    FORM 10-K

                                     INDEX

                                                                          Page
                                                                          ----
PART I.

      Item 1.  Business....................................................  4
      Item 2.  Properties................................................... 4
      Item 3.  Legal Proceedings...........................................  4
      Item 4.  Submission of Matters to a Vote of Security Holders.........  5

PART II.

      Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters.......................................  5
      Item 6.  Selected Financial Data.....................................  5
      Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................  5
      Item 8.  Financial Statements and Supplementary Data.................  5
      Item 9.  Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure.......................  5

PART III.

      Item 10. Directors and Executive Officers of the Registrant.........   5
      Item 11. Executive Compensation.....................................   5
      Item 12. Security Ownership of Certain Beneficial Owners
                 and Management ..........................................   5
      Item 13. Certain Relationships and Related Transactions.............   5

PART IV.

      Item 14. Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K .............................................   6

      Supplemental Information to be Furnished with Reports Filed
        Pursuant to Section 15(d) of the Securities Exchange Act of
        1934 of Registrants Which Have Not Registered Securities
        Pursuant to Section 12 of such Act. ...............................  7

SIGNATURES.................................................................  8

INDEX OF EXHIBITS..........................................................  9

                                     PART I

Item 1. Business

This Annual Report on Form 10-K relates to the Trust Fund formed and the Commercial Mortgage Pass- Through Certificates, Series 1998-C1 (the "Certificates") issued pursuant to a Pooling and Servicing Agreement dated as of June 11, 1998 (the "Pooling Agreement") among Credit Suisse First Boston Mortgage Securities Corp., as depositor ("Registrant"), Banc One Mortgage Capital Markets, LLC, as servicer (the "Servicer"), Lennar Partners, Inc., as special servicer (the "Special Servicer") and State Street Bank and Trust Company, as trustee (in such capacity, the "Trustee"). Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling Agreement.

This Annual Report on Form 10-K is being filed by the Trustee, in its capacity as such under the Pooling Agreement, on behalf of the Registrant. The information contained herein has been supplied to the Trustee by third parties without independent review or investigation by the Trustee. Pursuant to the Pooling Agreement, the Trustee is not responsible for the accuracy or completeness of such information.

The information called for by this item is "not applicable" to the Trust Fund.

As used in this Annual Report filed on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission's Staff with respect to substantially similar certificates and trusts.

Item 2. Properties

Information regarding the mortgaged properties securing the Mortgage Loans has been set forth in the Prospectus Supplement relating to the Certificates filed with the Commission. The Trust Fund created under the Pooling Agreement has or will acquire title to real estate only upon default of the related mortgages under the Mortgage Loans. The Trust did not acquire any mortgaged property in connection with the foreclosure of a defaulted Mortgage Asset or otherwise.

The response to this item is made by reference to the Annual Statements as to Compliance of the Servicer and the Special Servicer, respectively, and the Annual Accountant's Statements with respect to each of the Servicer and the Special Servicer, respectively, required to be delivered to the Trustee under the Pooling Agreement on or before April 15, 1999. The Annual Statement as to Compliance of Lennar Partners, Inc., in its capacity as Special Servicer under the Pooling Agreement is annexed hereto as Exhibit 14(a)(i). The Annual Statement as to Compliance of Banc One Mortgage Capital Markets, LLC ("Banc One"), in its capacity as Servicer under the Pooling Agreement is annexed hereto as Exhibit 14(a)(iii).

The Annual Accountant's Statement of Deloitte & Touche LLP, independent public accountants with respect to compliance by the Special Servicer with the applicable minimum servicing standards identified in the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) is annexed hereto as Exhibit 14(a)(ii). The Annual Accountant's Statement of PricewaterhouseCoopers, an independent public accountant, with respect to the Servicer which is required to be delivered under the Pooling Agreement on or before April 15, 1999 and is annexed hereto as Exhibit 14(a)(iv).

Item 3. Legal Proceedings

The Registrant knows of no material pending legal proceedings involving either of (i) Mortgage Properties or (ii) to the extent related to the Trust Fund, the Registrant, the Servicer, the Special Servicer, or the Trustee with respect to the Trust Fund other than ordinary routine litigation, if any, incidental to the Trustee's, the Servicer's, the Special Servicer's, or the Registrant's duties under the Pooling Agreement and not material when taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Presently, there is no established trading market for the Certificates known to the Registrant. As of December 31, 1998, there are an aggregate of 19 holders of all Classes of the Registrant's Commercial Mortgage Pass-Through Certificates Series, 1998-C1 including direct participants of the Depository Trust Company ("DTC") but excluding "Cede & Co.", DTC's nominee.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Not Applicable.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure with respect to the Pool or the Certificates.

Item 10. Directors and Executive Officers of the Registrant

Not Applicable.

Item 11. Executive Compensation

Not Applicable.

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item with respect to the security ownership of certain beneficial owners of the Certificates is annexed hereto as Exhibit 99.1.

Item 13. Certain Relationships and Related Transactions

Not Applicable.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(1) Financial Statements

            (i) The Statement as to Compliance to be delivered by Lennar Partners, Inc. as Special Servicer under the Pooling Agreement is annexed hereto as Exhibit 14(a)(i).

            (ii) The Annual Accountant's Statement of Deloitte & Touche LLP, the independent public accountants with respect to certain compliance by the Special Servicer is annexed hereto as Exhibit 14(a)(ii).

            (iii) The Statement as to Compliance to be delivered by Banc One Mortgage Capital Markets LLC as Servicer under the Pooling Agreement is annexed hereto as Exhibit 14(a)(iii).

            (iv) The Annual Accountant's Statement of PricewaterhouseCoopers an independent public accountant to be delivered to the Trustee on or before April 15, 1999 with respect to Banc One Mortgage Capital Markets is annexed hereto as Exhibit 14(a)(iv).

        (a)(2) Financial Statement Schedules

        Not Applicable.

        (a)(3) Exhibits

        Unless otherwise indicated, the following exhibits required by Item 601 of Regulation S-K and previously furnished to the Commission as exhibits to a Report on Form 8-K, are incorporated into this Form 10-K by reference:

            4. Pooling and Servicing Agreement dated as of June 11, 1998, by and among Credit Suisse First Boston Mortgage Securities Corp., as depositor, Banc One Mortgage Capital Markets, LLC as servicer, Lennar Partners, Inc. as special servicer and State Street Bank and Trust Company, as Trustee.

            99.1* Security Ownership of Certain Beneficial Owners.

        (b) The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last quarter of the period covered by this report:

            Report on Form 8-K dated October 20, 1998, reporting items 5 and 7.

            Report on Form 8-K dated November 7, 1998, reporting items 5 and 7.

            Report on Form 8-K dated December 3, 1998, reporting items 5 and 7.

------------------
*  Filed herewith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The Registrant has not sent an annual report or proxy material to the holders of its Certificates. The Registrant will not be sending an annual report or proxy materials to the holders of its Certificates subsequent to the filing of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CREDIT SUISSE FIRST BOSTON MORTGAGE
                                  SECURITIES CORP. (IN RESPECT OF ITS
                                  COMMERCIAL MORTGAGE PASS-THROUGH
                                  CERTIFICATES, SERIES 1998-C1)

Dated:  March 31, 1999            By:   State Street Bank and Trust Company,
                                        solely in its capacity as Trustee of the
                                        Trust Fund for the Registrant's
                                        Commercial Mortgage Pass-Through
                                        Certificates, Series 1998- C1
                                        and not individually


                                  By:  /s/ Julie Kirby
                                       -------------------------------------
                                       Julie Kirby, Assistant Vice President

                                INDEX OF EXHIBITS

Exhibit No.   Description
-----------   -----------

14(a)(i) Annual Statement As To Compliance Delivered by Lennar Partners, Inc. as Special Servicer

14(a)(ii)     Independent Accountant's Report of Deloitte & Touche LLP with respect to Lennar Partners, Inc. as Special Servicer.

14(a)(iii)    Annual Statement As To Compliance Delivered by Banc One Mortgage
              Capital Markets, L.L.C.

14(a)(iv)     Independent Accountant's Report of PricewaterhouseCoopers with respect to Banc One Capital Markets, L.L.C.

99.1 Security Ownership of Certain Owners (with original principal balances).